Form 10-K/A
period 2001-12-31
MELLON RESIDENTIAL FUNDING CORP MOR PAS THR CER SER 01 TBC1
filed 2002-12-19
CIK 1162537

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 2002 on behalf of Mellon Residential Funding Corporation Mortgage Pass-Through Certificates, Series 2001-TBC1 established pursuant to the Pooling and Servicing Agreement among Mellon Residential Funding Corporation as Depositor, Boston Safe Deposit and Trust Company as Seller, Master Servicer and Custodian, Wells Fargo Bank Minnesota, National Association, as Trustee pursuant to which Mellon Residential Funding Corporation, Mortgage Pass-Through Certificates, Series 2001-TBC1 registered under the Securities Act of 1933 (the "Certificates") were issued.




  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

       a) Dovenmuehle Mtg Co, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) Dovenmuehle Mtg Co, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) Dovenmuehle Mtg Co, as Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


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

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Mellon Residential Funding Corporation
    Mortgage Pass-Through Certificates
    Series 2001-TBC1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A., as Trustee

  By:

  By: /s/

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, [identify the certifying individual], certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Mellon Residential Funding Corporation Mortgage Pass-Through Certificates Series 2001-TBC1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      ________________________
      [Signature]


      ________________________
      [Title]


  Exhibit Index

  Exhibit No.

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

     a) Dovenmuehle Mtg Co, as Servicer <F1>

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) Dovenmuehle Mtg Co, as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) Dovenmuehle Mtg Co, as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.

Ex 99.1 (a)
Ernst & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301
Phone: (312) 879-2000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Programfor Mortgage

Report of Independent Accountants

Board of Directors
Dovenmueble Mortgage, Inc.

We have examined management's assertion, included in the accompanying report titled ,Report of Management, that Dovenmuehle Mortgage, Inc. (DMI) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended December 31, 2001. Management is responsible for DMI's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about DMI's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about DMI's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on DMI's compliance with specified requirements.

In our opinion, management's assertion, that DMI complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.

This report is intended solely for the information and use the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association, and DMI's private investors and is not intended to be and should not be used by anyone other than these specified parties.


March 22, 2002


Ex 99.2 (a)
Dovenmuehle (logo)
Since 1844


Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers


Report of Management

We, as members of management of Dovenmuehle Mortgage, Inc. (DMI), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgaged Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of DMI's compliance with the Minimum servicing standards as set forth in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, DMI complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, DMI had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.

William A. Mynatt, Jr.
President


Glen Braun
Vice President, Accounting


March 22, 2002

Dovenmuehle Mortgage, Inc. * 1501 Woodfield Road * Schaumburg, IL 60173-4982
(847) 619-5535


Ex 99.3 (c)
Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
(if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance Policies are in full force and effect;

(E) All Real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;
Please see attached.

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports-of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By

Officer
Senior Vice President
Title
Date 4/5/02

Dovenmuehle Mortgage, Inc.
1501 Woodfield Road     Schaumburg, IL 60173-4982       (847) 619-5535